Form 10-K
period 1998-12-31
BANC ONE HELOC TRUST 1998-1
filed 1999-03-10
CIK 1072690

SECURITIES AND EXCHANGE COMMISSION
		"      Washington, D.C.  20549"

			FORM 10-K



		Pursuant to Section 13 or 15(d) of the
		    Securities Exchange Act of 1934


(Mark One)
[ x	] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
"For the fiscal year ended DECEMBER 31, 1998"

_______________________________		 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
	  Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number     333-0391101

Banc One Heloc Trust 1998-1
(Exact name of registrant as specified in its charter)

              New York	OHIO		36-1248602
(State or other jurisdiction			(I.R.S. Employer
of incorporation or organization)			 Identification No.)

c/o The First National Bank of Chicago
Corporate Trust Services Division-9th floor
"1 North State Street, Chicago, IL  "				60670-0126
(Address of Principal Executive Offices)				 (Zip Code)

"Registrant's telephone number, including area code:"				(312) 407-1902

	Securities registered pursuant to Section 12(b) of the Act
	      NONE
	Securities registered pursuant to Section 12(g) of the Act
	      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant "was required to file such reports), and (2) has been subject to such filing" requirements for the past 90 days.
	x  Yes	No


		                 PART I

Item 2.  Properties
	    Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
	   There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
	   There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters


	The following were Certificateholders of record
	as of the end of the reporting year.
	Banc One Heloc Trust 1998-1
	Series 1998-1  Certificate		Cede & Co.
	There is no established trading market for the certificates.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures:		 Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
	The Notes are represented by one or more notes registered in the name of "of Cede & Co., the nominee of The Depository Trust Company. An investor" holding Notes is not entitled to receive a certificate representing such "Note, except in limited circumstances. Accordingly, Cede & Co. is the " "sole holder of Notes, which it holds on behalf of brokers, dealers," banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
	Cede & Co.
	c/o The Depository Trust Company
	Seven Hanover Square
	"New York, New York 10004"

Item 13.  Certain Relationships and Related Transactions.
	"There has not been, and there is not currently proposed, any transactions"
	"or series or transactions, to which any of the Trust, the Registrant,"
	"the Trustee or the Servicer is a party with any Noteholder who, to the"
	"knowledge of the Registrant and Servicer, owns of record or beneficially"
	more than five percent of the Notes.


"Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K"

	(a) 1.  Not Applicable
	      2.  Not Applicable
	      3.  Exhibits
	           99.1  Annual Summary Statement
	           99.2  Annual Statement as to Compliance.
	           99.3  Annual Independent Public
	                    Accountant's Servicing Report.

	(b)   Reports on Form 8-K
	The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
	"October 20, 1998, November 20, 1998 and December 21, 1998."



	(c)    See (a) 3 above

	(d)    Not Applicable

		SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange "Act of 1934, the registrant has duly caused this report to be signed on its " behalf by the undersigned thereunto duly authorized.


	Banc One Heloc Trust 1998-1

	By:  The First National Bank of Chicago
	        Not in its individual capacity but solely as Trustee on behalf of the Trust

By: /s/ Barbara Grosse
	Vice President

Date:	26-Feb-99


		                  EXHIBIT INDEX

	Exhibit 	Description
	99.1	Annual Summary Statement
	99.2	Annual Statement as to Compliance
	99.3	Annual Independent Public Accountant's Servicing Report

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year
"       Amounts for the period ending December 31, 1998"


	Banc One Heloc Trust 1998-1
              Summary of Aggregate Amounts or End of Year Amounts

	Pool Ending Balance		"$786,758,839 "
	Servicer Fees		"$1,129,094 "

	Certificate Ending Balance		"$792,409,617 "
	Certificate Principal Distributed		"$57,590,383 "
	Certificate Interest Distributed		"$11,250,064 "
	Loan Losses		"$12,602 "


	Delinqent Loans		Number	Balance
	30-59 days delinquent		118	"3,200,917"
	60-89 days delinquent		27	"822,076"
	90 or more days delinquent		25	"904,934"
	9+ months delinquent		0	0

	REO		0	0

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
	To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
	To be supplied upon receipt by the Trustee