Form 10-K
period 2003-12-31
BANC ONE HELOC TRUST 1998-1
filed 2004-03-30
CIK 1072690

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

(Mark One)

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 2003

or

☐    Transition Report Pursuant to Section 13 or 15d of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file Number 333-03911-10

Banc One HELOC Trust 1998-1

(Exact name of registrant as specified in its charter)

United States	6-1248602
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

c/o JPMorgan Chase Institutional Trust Services
227 West Monroe St.
26th Floor
Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    312-267-5078

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

☒ Yes        ☐ No

Indicate by Check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ACT)

☐ Yes        ☒ No

DOCUMENTS INCORPORATED BY REFERENCE:

None

Bank One, National Association, the servicer of the Banc One HELOC Trust 1998-1, is a direct, wholly owned subsidiary of BANK ONE CORPORATION (“BANK ONE”).

On January 14, 2004, J.P. Morgan Chase & Co. and BANK ONE entered into an Agreement and Plan of Merger. The agreement provides that BANK ONE will be merged with and into J.P. Morgan Chase & Co. with J.P. Morgan Chase as the surviving entity. The merger is subject to the approval of the shareholders of both institutions as well as U.S. federal and state and foreign regulatory authorities, and there can be no assurance that such merger will take place. Completion of the transaction is expected to occur in mid-2004.

PART I

ITEM 1.    BUSINESS

Available Information: Bank One has an Internet website at www.bankone.com which includes certain reports for the HELOC Trust 1998-1 (the “Trust” or the “Registrant”). Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.bankone.com. The reports can be found under “Asset Backed Securities” in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

Not applicable.

ITEM 3.    LEGAL PROCEEDINGS

There are no legal proceedings to which the Registrant is a party, or of which any of its property is the subject; nor are any such proceedings known to be contemplated by any governmental authorities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The HELOC Asset-Backed Certificates, Series 1998-1 (the “Certificates”) representing investors’ interests in the Trust are held and delivered in book- entry form through the facilities of the Depository Trust Company (“DTC”), a ‘clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held in the name of Cede & Co., the nominee of DTC. The records of DTC indicate that as of December 31, 2003, there were 8 participants holding a position in the Certificates.

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Not applicable.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Accordingly, Cede & Co. is the sole holder of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Certificates for their own accounts or for the accounts of their customers. The following table, based on information provided to the Trust by DTC, sets forth the identity of each DTC participant that holds a position in the Certificates in excess of 5% at December 31, 2003.

	Number of Certificates	% of Ownership
Bank of New York (The) One Wall Street New York, NY 10286	302,357.818	35.57%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	45,000	5.29%

HSBC Bank USA Omnibus 140 Broadway – Level A New York, NY 10015	74,000	8.71%

JP Morgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	158,642.182	18.66%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	210,000	24.71%

Wells Fargo Bank Minnesota, N.A. C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	43,000	5.06%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Not Applicable

2.	Not Applicable

3.	Exhibits

31.1    Senior Officer for Securitization Servicing Certification Pursuant to Section 302(a) of the

            Sarbanes-Oxley Act of 2002 Relating to Reports

99.1    Annual Summary Statement

99.2    Annual Statement as to Compliance.

99.3    Annual Independent Public Accountant’s Servicing Report.

(b)	Reports on Form 8-K

The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:

February 25, 2003; February 27, 2003; March 17, 2003; April 22, 2003; May 20, 2003; June 20, 2003; July 21, 2003; August 20, 2003; September 22, 2003; October 20, 2003; November 20, 2003; December 22, 2003

(c)	See (a) 3 above

(d)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

BANK ONE, NATIONAL ASSOCIATION As Servicer for Banc One HELOC Trust 1998-1

By:	/s/ DAVID A. PENKROT

Name: David A. Penkrot Title: Senior Officer for Securitization Servicing and Senior Vice President-Controller

Signature	Title

/s/ JONATHON D. DARGUSCH* Jonathon D. Dargusch	Director, Bank One, National Association

/s/ MELISSA P. INGWERSEN* Melissa P. Ingwersen	Director, Bank One, National Association

/s/ WILLIAM C. LEITER* William C. Leiter	Director, Bank One, National Association

/s/ STEPHEN M. SAMFORD* Stephen M. Samford	Director, Bank One, National Association

/s/ BRADLEY H. TIDWELL* Bradley H. Tidwell	Director, Bank One, National Association

Date: March 29, 2004

* The undersigned, by signing his or her name hereto, does sign this Form 10-K on behalf of each of the above-indicated officers and directors of the Servicer pursuant to the power of attorney signed by such officers and directors.

By:	/s/ DAVID A. PENKROT

Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

31.1	Senior Officer for Securitization Servicing Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reports

99.1	Annual Summary Statement

99.2	Annual Statement as to Compliance

99.3	Annual Independent Public Accountant’s Servicing Report.